Form 10-K
period 2025-12-31
UBS Commercial Mortgage Trust 2018-C13
filed 2026-03-19
CIK 1749360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

UBS AG New York Branch

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

Wells Fargo Bank, National Association is the certificate administrator of the mortgage loans serviced under the Pooling and Servicing Agreement, the primary servicer and special servicer of the Christiana Mall Mortgage Loan prior to March 1, 2025 and the primary servicer of the Ellsworth Place Mortgage Loan prior to March 1, 2025. As a result, Wells Fargo Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

Trimont LLC is the primary servicer and special servicer of the Christiana Mall Mortgage Loan on and after March 1, 2025 and the primary servicer of the Ellsworth Place Mortgage Loan on and after March 1, 2025. These mortgage loans constitute more than 5%, but less than 10%, of the pool assets of the issuing entity.  Therefore, the Depositor included in this Annual Report on Form 10-K an assessment of compliance with applicable servicing criteria for Trimont LLC and an accountants’ attestation report pursuant to Item 1122 of Regulation AB because Trimont LLC is servicing more than 5% of the pool assets.  However, the Depositor is not required to include in this Annual Report on Form 10-K a servicer compliance statement pursuant to Item 1123 of Regulation AB of Trimont LLC because Trimont LLC is an unaffiliated servicer servicing less than 10% of pool assets.

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

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Solutions, LLC.  This entity was engaged by each primary servicer of the Christiana Mall Mortgage Loan and the Ellsworth Place Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Item 1122(d)(4)(xi) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, this vendor is a “servicer” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

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

With respect to the pari passu loan combinations that include the Ellsworth Place Mortgage Loan, the Riverwalk Mortgage Loan, the Aspect RHG Hotel Portfolio Mortgage Loan and the Christiana Mall Mortgage Loan, the servicer compliance statements of K-Star Asset Management LLC as special servicer of the Ellsworth Place Mortgage Loan, the Riverwalk Mortgage Loan and the Aspect RHG Hotel Portfolio Mortgage Loan and Trimont LLC as primary servicer and special servicer of the Christiana Mall Mortgage Loan and primary servicer of the Ellsworth Place Mortgage Loan on and after March 1, 2025, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to UBS AG New York Branch, as sponsor.

On September 20, 2024, Wells Fargo Bank, National Association, as trustee for the benefit of the registered holders of UBS Commercial Mortgage Trust 2018-C13, Commercial Mortgage Pass-Through Certificates, Series 2018-C13 (the “Trust”), acting by and through the special servicer for the Trust, Midland Loan Services, a division of PNC Bank, National Association, filed a complaint in the Supreme Court of the State of New York against the Sponsor.  The plaintiff alleged that the Sponsor breached a representation and warranty made in the mortgage loan purchase agreement, dated as of September 21, 2018 (the “Purchase Agreement”), by and between the Sponsor and UBS Commercial Mortgage Securitization Corp. (the “Depositor”).  The Trust is the assignee and successor in interest to the Depositor’s rights under the Purchase Agreement.

Specifically, the plaintiff alleged that the Sponsor breached the representation and warranty in the Purchase Agreement that there was “no material default, breach, violation or event of acceleration existing under the related Mortgage Loan” with respect to the Village at Beech Hill Mortgage Loan (Loan Number 7 on Annex A-1 of the prospectus of the registrant relating to the issuing entity filed on October 11, 2018 pursuant to Rule 424(b)(2)). The plaintiff alleged this breach materially and adversely affects the value of the Village at Beech Hill Mortgage Loan. The plaintiff demanded that the Sponsor repurchase this mortgage loan, or in the alternative, to pay damages associated with such breach.

The plaintiff alleged the Village at Beech Hill Mortgage Loan was in default under the loan agreement at the time Village at Beech Hill Mortgage Loan was sold to the Trust because the related borrower had obtained additional indebtedness against the related property in the amount of $4,320,000.00 in violation of the representation and warranty in the loan agreement that the related borrower “has not and will not incur any indebtedness other than (i) the Debt [i.e., the mortgage debt].”  According to the plaintiff, the additional debt was discovered in July 2024 as part of a sale-purchase agreement between the original borrower and Beech Hill Apartments LLC, as purchaser, pursuant to which Beech Hill Apartments LLC sought to assume the Village at Beech Hill Mortgage Loan from the original borrower.

The Sponsor filed a motion to dismiss the complaint in December 2024, which was denied in May 2025 and which the Sponsor appealed.  On January 15, 2026, the appellate court reversed the lower court’s decision and granted the Sponsor’s motion to dismiss stating that the case was time-barred.  On February 19, 2026, the plaintiff filed a motion for leave to appeal with the Court of Appeals.

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

33.22       Wells Fargo Bank, National Association, as Trustee of the Shelbourne Global Portfolio I Mortgage Loan (Omitted. See Explanatory Notes.)

33.23       Wells Fargo Bank, National Association, as Custodian of the Shelbourne Global Portfolio I Mortgage Loan (see Exhibit 33.4)

33.24       Pentalpha Surveillance LLC, as Operating Advisor of the Shelbourne Global Portfolio I Mortgage Loan (see Exhibit 33.5)

33.25       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

33.26       Wells Fargo Bank, National Association, as Primary Servicer of the Christiana Mall Mortgage Loan prior to March 1, 2025

33.27       Trimont LLC, as Primary Servicer of the Christiana Mall Mortgage Loan on and after March 1, 2025

33.28       Wells Fargo Bank, National Association, as Special Servicer of the Christiana Mall Mortgage Loan prior to March 1, 2025 (see Exhibit 33.26)

33.29       Trimont LLC, as Special Servicer of the Christiana Mall Mortgage Loan on and after March 1, 2025 (see Exhibit 33.27)

33.30       Wilmington Trust, National Association, as Trustee of the Christiana Mall Mortgage Loan (Omitted. See Explanatory Notes.)

33.31       Wells Fargo Bank, National Association, as Custodian of the Christiana Mall Mortgage Loan (see Exhibit 33.4)

33.32       CoreLogic Solutions, LLC, as Servicing Function Participant of the Christiana Mall Mortgage Loan

33.33       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

33.34      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Riverwalk Mortgage Loan (see Exhibit 33.1)

33.35       Berkeley Point Capital LLC d/b/a Newmark, as Primary Servicer of the Riverwalk Mortgage Loan

33.36       K-Star Asset Management LLC, as Special Servicer of the Riverwalk Mortgage Loan

33.37       Wells Fargo Bank, National Association, as Trustee of the Riverwalk Mortgage Loan (Omitted. See Explanatory Notes.)

33.38       Wells Fargo Bank, National Association, as Custodian of the Riverwalk Mortgage Loan (see Exhibit 33.4)

33.39       Park Bridge Lender Services LLC, as Operating Advisor of the Riverwalk Mortgage Loan

33.40       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

33.41       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Aspect RHG Hotel Portfolio Mortgage Loan (see Exhibit 33.1)

33.42       K-Star Asset Management LLC, as Special Servicer of the Aspect RHG Hotel Portfolio Mortgage Loan (see Exhibit 33.36)

33.43       Wells Fargo Bank, National Association, as Trustee of the Aspect RHG Hotel Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.44       Wells Fargo Bank, National Association, as Custodian of the Aspect RHG Hotel Portfolio Mortgage Loan (see Exhibit 33.4)

33.45       Park Bridge Lender Services LLC, as Operating Advisor of the Aspect RHG Hotel Portfolio Mortgage Loan (see Exhibit 33.39)

33.46       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

33.47       Wells Fargo Bank, National Association, as Primary Servicer of the Ellsworth Place Mortgage Loan prior to March 1, 2025 (see Exhibit 33.26)

33.48       Trimont LLC, as Primary Servicer of the Ellsworth Place Mortgage Loan on and after March 1, 2025 (see Exhibit 33.27)

33.49       K-Star Asset Management LLC, as Special Servicer of the Ellsworth Place Mortgage Loan (see Exhibit 33.36)

33.50       Wilmington Trust, National Association, as Trustee of the Ellsworth Place Mortgage Loan (Omitted. See Explanatory Notes.)

33.51       Wells Fargo Bank, National Association, as Custodian of the Ellsworth Place Mortgage Loan (see Exhibit 33.4)

33.52       Park Bridge Lender Services LLC, as Operating Advisor of the Ellsworth Place Mortgage Loan (see Exhibit 33.39)

33.53       CoreLogic Solutions, LLC, as Servicing Function Participant of the Ellsworth Place Mortgage Loan (see Exhibit 33.32)

33.54       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

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

34.22       Wells Fargo Bank, National Association, as Trustee of the Shelbourne Global Portfolio I Mortgage Loan (Omitted. See Explanatory Notes.)

34.23       Wells Fargo Bank, National Association, as Custodian of the Shelbourne Global Portfolio I Mortgage Loan (see Exhibit 34.4)

34.24       Pentalpha Surveillance LLC, as Operating Advisor of the Shelbourne Global Portfolio I Mortgage Loan (see Exhibit 34.5)

34.25       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

34.26       Wells Fargo Bank, National Association, as Primary Servicer of the Christiana Mall Mortgage Loan prior to March 1, 2025

34.27       Trimont LLC, as Primary Servicer of the Christiana Mall Mortgage Loan on and after March 1, 2025

34.28       Wells Fargo Bank, National Association, as Special Servicer of the Christiana Mall Mortgage Loan prior to March 1, 2025 (see Exhibit 34.26)

34.29       Trimont LLC, as Special Servicer of the Christiana Mall Mortgage Loan on and after March 1, 2025 (see Exhibit 34.27)

34.30       Wilmington Trust, National Association, as Trustee of the Christiana Mall Mortgage Loan (Omitted. See Explanatory Notes.)

34.31       Wells Fargo Bank, National Association, as Custodian of the Christiana Mall Mortgage Loan (see Exhibit 34.4)

34.32       CoreLogic Solutions, LLC, as Servicing Function Participant of the Christiana Mall Mortgage Loan

34.33       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

34.34      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Riverwalk Mortgage Loan (see Exhibit 34.1)

34.35       Berkeley Point Capital LLC d/b/a Newmark, as Primary Servicer of the Riverwalk Mortgage Loan

34.36       K-Star Asset Management LLC, as Special Servicer of the Riverwalk Mortgage Loan

34.37       Wells Fargo Bank, National Association, as Trustee of the Riverwalk Mortgage Loan (Omitted. See Explanatory Notes.)

34.38       Wells Fargo Bank, National Association, as Custodian of the Riverwalk Mortgage Loan (see Exhibit 34.4)

34.39       Park Bridge Lender Services LLC, as Operating Advisor of the Riverwalk Mortgage Loan

34.40       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

34.41       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Aspect RHG Hotel Portfolio Mortgage Loan (see Exhibit 34.1)

34.42       K-Star Asset Management LLC, as Special Servicer of the Aspect RHG Hotel Portfolio Mortgage Loan (see Exhibit 34.36)

34.43       Wells Fargo Bank, National Association, as Trustee of the Aspect RHG Hotel Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.44       Wells Fargo Bank, National Association, as Custodian of the Aspect RHG Hotel Portfolio Mortgage Loan (see Exhibit 34.4)

34.45       Park Bridge Lender Services LLC, as Operating Advisor of the Aspect RHG Hotel Portfolio Mortgage Loan (see Exhibit 34.39)

34.46       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

34.47       Wells Fargo Bank, National Association, as Primary Servicer of the Ellsworth Place Mortgage Loan prior to March 1, 2025 (see Exhibit 34.26)

34.48       Trimont LLC, as Primary Servicer of the Ellsworth Place Mortgage Loan on and after March 1, 2025 (see Exhibit 34.27)

34.49       K-Star Asset Management LLC, as Special Servicer of the Ellsworth Place Mortgage Loan (see Exhibit 34.36)

34.50       Wilmington Trust, National Association, as Trustee of the Ellsworth Place Mortgage Loan (Omitted. See Explanatory Notes.)

34.51       Wells Fargo Bank, National Association, as Custodian of the Ellsworth Place Mortgage Loan (see Exhibit 34.4)

34.52       Park Bridge Lender Services LLC, as Operating Advisor of the Ellsworth Place Mortgage Loan (see Exhibit 34.39)

34.53       CoreLogic Solutions, LLC, as Servicing Function Participant of the Ellsworth Place Mortgage Loan (see Exhibit 34.32)

34.54       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

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

35.11       Wells Fargo Bank, National Association, as Primary Servicer of the Christiana Mall Mortgage Loan prior to March 1, 2025

35.12       Trimont LLC, as Primary Servicer of the Christiana Mall Mortgage Loan on and after March 1, 2025 (Omitted. See Explanatory Notes.)

35.13       Wells Fargo Bank, National Association, as Special Servicer of the Christiana Mall Mortgage Loan prior to March 1, 2025 (see Exhibit 35.11)

35.14       Trimont LLC, as Special Servicer of the Christiana Mall Mortgage Loan on and after March 1, 2025 (Omitted. See Explanatory Notes.)

35.15      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Riverwalk Mortgage Loan (see Exhibit 35.1)

35.16       Berkeley Point Capital LLC d/b/a Newmark, as Primary Servicer of the Riverwalk Mortgage Loan

35.17       K-Star Asset Management LLC, as Special Servicer of the Riverwalk Mortgage Loan (Omitted. See Explanatory Notes.)

35.18       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Aspect RHG Hotel Portfolio Mortgage Loan (see Exhibit 35.1)

35.19       K-Star Asset Management LLC, as Special Servicer of the Aspect RHG Hotel Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

35.20       Wells Fargo Bank, National Association, as Primary Servicer of the Ellsworth Place Mortgage Loan prior to March 1, 2025 (see Exhibit 35.11)

35.21       Trimont LLC, as Primary Servicer of the Ellsworth Place Mortgage Loan on and after March 1, 2025 (Omitted. See Explanatory Notes.)

35.22       K-Star Asset Management LLC, as Special Servicer of the Ellsworth Place Mortgage Loan (Omitted. See Explanatory Notes.)

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

Date: March 19, 2026

/s/ Andrew Lisa

Andrew Lisa, Executive Director

Date: March 19, 2026